Form 10-K
period 2023-10-29
John Deere Owner Trust 2021
filed 2024-01-26
CIK 1845709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

⌧ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 29, 2023

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

99.5 Amendment No. 1 to the Sale and Servicing Agreement (as defined herein), dated as of February 27, 2023, by and among John Deere Owner Trust 2021, as issuing entity, John Deere Receivables LLC, as seller, and John Deere Capital Corporation, as servicer (incorporated by reference to Exhibit 99.1 to the Form 8-K of registrant filed March 1, 2023, Commission File No. 333-228964-03).

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

99.5

Amendment No. 1 to the Sale and Servicing Agreement (as defined herein), dated as of February 27, 2023, by and among John Deere Owner Trust 2021, as issuing entity, John Deere Receivables LLC, as seller, and John Deere Capital Corporation, as servicer (incorporated by reference to Exhibit 99.1 to the Form 8-K of registrant filed March 1, 2023, Commission File No. 333-228964-03).

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

4
JOHN DEERE OWNER TRUST 2021

By:	John Deere Capital Corporation
(Servicer)

By:	/s/ Rajesh Kalathur
Rajesh Kalathur
President

Dated: January 26, 2024